Form 10-Q
period 2022-09-30
Plutonian Acquisition Corp.
filed 2022-12-23
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

PLUTONIAN ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-41554	86-2789369
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1441 Broadway 3rd, 5th & 6th Floors

New York, NY 10018

(Address of Principal Executive Offices) (Zip Code)

(646) 969 0946

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one redeemable Warrant, and one right to receive one-sixth (1/6) of a share of common stock	PLTNU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001	PLTN	The Nasdaq Stock Market LLC
Warrant, each warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	PLTNW	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-sixth (1/6) of one share of Common Stock	PLTNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 23, 2022, there were 7,511,125 shares of common stock, $0.0001 par value issued and outstanding.

PLUTONIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31,2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from March 11, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the period from March 11, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 11, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Statements	17
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

i

Part I – Financial Information

Item 1. Financial Statements.

PLUTONIAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current asset – cash	$35,032	$4,952
Deferred offering costs	181,125	—
Total Assets	$216,157	$4,952

Liabilities and Stockholder’s Equity
Current Liabilities
Due to related party	$—	$9,040
Accrued expenses	422	—
Promissory note – related party	200,000	—
Total current liabilities	200,422	9,040

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 5,000,000 shares authorized; 1,437,500(1) and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	144	—
Additional paid-in capital	24,856	—
Accumulated deficit	(9,265)	(4,088)
Total stockholders’ equity (deficit)	15,735	(4,088)
Total Liabilities and Stockholders’ Equity	$216,157	$4,952

(1)	This number includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on November 15, 2022, no insider shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 11, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$454	$16	$4,952	$4,056
Franchise tax	—	—	225	—
Net loss	$(454)	$(16)	$(5,177)	$(4,056)

Basic and diluted weighted average shares outstanding(1)	1,250,000	—	1,018,519	—
Basic and diluted net loss per share	$(0.00)	—	(0.00)	—

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on November 15, 2022, no insider shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	—	$—	$—	$(4,088)	$(4,088)
Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,673)	(4,673)
Balance – March 31, 2022	1,437,500	144	24,856	(8,761)	16,239
Net loss	—	—	—	(50)	(50)
Balance – June 30, 2022	1,437,500	144	24,856	(8,811)	16,189
Net loss	—	—	—	(454)	(454)
Balance – September 30, 2022	1,437,500	$144	$24,856	$(9,265)	$15,735

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 11, 2021 (Inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(300)	(300)
Balance – March 31, 2021	—	—	—	(300)	(300
Net loss	—	—	—	(3,740)	(3,740)
Balance – June 30, 2021	—	—	—	(4,040)	(4,040)
Net loss	—	—	—	(16)	(16)
Balance – September 30, 2021	—	$—	$—	$(4,056)	$(4,056)

(1)	This number includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on November 15, 2022, no insider shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from March 11, 2021 (inception) to September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(5,177)	$(4,056)
Adjustments to reconcile net cash used in operating activities:
Accrued expenses	422	—
Net cash used in operating activities	(4,755)	(4,056)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	200,000	—
Proceeds from issuance of insider shares to the initial stockholders	25,000	—
Payment of offering costs	(181,125)	—
Repayment of related party advances	(9,040)	—
Advances from a related party	—	9,040
Net cash provided (used) by financing activities	34,835	9,040

Net change in cash	30,080	4,984
Cash, beginning of the period	4,952	—
Cash, end of the period	$35,032	$4,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 1 — Description of Organization and Business Operations

Plutonian Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Plutonian Investments LLC, a Delaware limited liability company which is controlled by Mr. Guojian Zhang (the “Sponsor”).

The registration statement for the Company’s IPO became effective on November 9, 2022. On November 15, 2022, the Company consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the IPO, the Company sold to its Sponsor 266,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,661,250, which is described in Note 5. Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,676,399, consisted of $575,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $1,088,899 of other offering costs. As of November 15, 2022, cash of $762,637 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Upon the closing of the IPO and the private placement on November 15, 2022, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares of common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have nine months (or up to 18 months, as described in more detail in this prospectus) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within nine months, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account in the amount of $165,000, or $189,750 if the underwriters’ over-allotment option is exercised in full (or $0.033 per public share per month in either case), up to an aggregate of $1,485,000 (or $1,707,750 if the underwriters’ over-allotment option is exercised in full), or $0.297 per public share (for an aggregate of nine months), on or prior to the date of the applicable deadline, for each extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.175.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.175 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.175 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern

As of September 30, 2022, the Company had cash of $35,032 and a working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $165,390. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Insider Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $200,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on December 2, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $35,032 and $4,952 in cash and none in cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $181,125 and $0 consisting principally of underwriting, legal, accounting and other expenses incurred through September 30, 2022 and December 31, 2021, respectively, were included in the total offering costs of $3,676,399 which were charged to stockholders’ equity upon the completion of the IPO on November 15, 2022.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was $0 for the nine months ended September 30, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ full exercise of their over-allotment option on November 15, 2022, no Insider Shares are currently subject to forfeiture.

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such account as of September 30, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of September, 2022, the Company had not recorded any accretion.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On November 15, 2022, the Company sold 5,750,000 Units at a price of $10.00 per Units (including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters), generating gross proceeds of $57,500,000. Each Unit consists of one share of common stock, one right (“Public Right”), and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-sixth (1/6) of a share of common stock upon the consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, and each six rights entitle the holder thereof to receive one share of common stock at the closing of an initial Business Combination. The Company will not issue fractional shares. As a result, Public Rights may only be converted in multiples of six. The Warrants will become exercisable on the later of the 30 days after completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 266,125 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,661,250 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the common shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within nine months (or up to 18 months, as described in more detail in this prospectus), the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On February 20, 2022, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share.

The Initial Stockholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As of September 30, 2022, 1,437,500 Insider Shares were issued and outstanding and none of the Insider Share are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on November 15, 2022.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Insider Shares (except to certain permitted transferees) until the earlier of (1) 150 calendar days after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination or (2) six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On February 20, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). As of September 30, 2022, $200,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the closing of the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on November 29, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s Business Combination into Private Units at a price of $10.00 per unit. The purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, the Company would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 — Compensation — Stock Compensation.

As of September 30, 2022, the Company had no borrowings under the working capital loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Company’s Insider Shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units and any Private Units the Company’s insiders, officers, directors, or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and the securities underlying the Private Units) will be entitled to registration rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from certain transfer restrictions. The holders of a majority of the Private Units (including the Private Units issued in payment of working capital loans and extension loans made to the Company) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters a 45-day option from the date of this offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 15, 2022, the underwriters fully exercised the over-allotment option to purchase 750,000 units, generating gross proceeds to the Company of $7,500,000 (see Note 3).

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $575,000. In addition, the underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,012,500, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, the Company has committed to issue the underwriters and/or its designees 57,500 shares of common stock or the representative shares, at the closing of the IPO as part of representative compensation. As of November 15, 2022, 57,500 representative shares were issued.

Note 7 — Stockholders’ Equity

Common Stock — The Company will be authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2022, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Initial Stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the underwriters’ full exercise of their over-allotment option on November 15, 2022, no Insider Shares are currently subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-sixth (1/6) of a share of common stock upon consummation of the Company’s initial Business Combination, even if the holder of such right redeemed all shares of common stock held by it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to the Company’s pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of common stock upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, a holder must hold rights in multiples of six in order to receive shares for all of its rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of warrants and rights will not receive any of such funds with respect to their warrants and rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants and rights, and the warrants and rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of 30 days after the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. In the event that holders are able to exercise their warrants on a “cashless basis,” each holder would pay the exercise price by surrendering the warrants in exchange for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported sale price of the common stock for the 10 trading days ending on the third trading day prior to the exercise date. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Price and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the warrants in exchange for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the common shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 23, 2022 on which the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 15, 2022, the Company consummated the IPO of 5,750,000 units (including the full exercise of the over-allotment option of 750,000 units granted to the underwriters) at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor, in a private placement, 266,125 units, at $10.00 per unit generating total gross proceeds of $2,661,250.

On November 29, 2022, the Company repaid $200,000 outstanding balance of the Promissory Note to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Statements

References in this report (this “Quarterly Report”) to the “Company,” “Plutonian,” “our,” “us” or “we” refer to Plutonian Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 11, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search for a target business on companies engaged in metaverse technologies, tourism and e-commerce related industries in the Asia-Pacific, or APAC, region. We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the United States Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a VIE structure.

We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

For the three months and nine months ended September 30, 2022, we had a net loss of $454 and $5,177, respectively, all of which consisted of formation and operating costs.

For the three months ended September 30, 2021 and the period from March 11, 2021 (inception) through September 30, 2021, we had a net loss of $16 and $4,056, respectively, all of which consisted of formation costs.

Liquidity and Capital Resources

On November 15, 2022, we consummated our IPO of 5,750,000 Public Units, which includes the full exercise of the underwriter’s over-allotment option of 750,000 Public Units. Each Public Unit consists of one share of Common Stock, one redeemable Warrant entitling its holder to purchase one share of Common Stock at a price of $11.50 per whole share, and one Right to receive one-sixth (1/6) of a share of Common Stock upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO on November 15, 2022, we consummated the Private Placement with the Sponsor, purchasing 266,125 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,661,250.

Following the IPO and the private placement on November 15, 2022, a total of $58,506,250 was deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $35,032 and a working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $165,390. Upon the closing of IPO and the private placement on November 15, 2022, we had cash of $762,637 not held in the Trust Account and a working capital of $303,381. Until the consummation of the IPO, our only source of liquidity was an initial purchase of Insider Shares by the initial stockholders and an unsecured promissory note and advances from the Sponsor.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

On February 20, 2022, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). As of November 15, 2022, $200,000 was outstanding under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the closing of the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on November 29, 2022.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $575,000. In addition, the underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,012,500, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, the Company has committed to issue the underwriters and/or its designees 57,500 shares of common stock or the representative shares, at the closing of the IPO as part of representative compensation. As of November 15, 2022, 57,500 representative shares were issued.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected nine-month period leading up to a business combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC on November 14, 2022. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on November 9, 2022.

On November 15, 2022, we consummated our IPO of 5,750,000 Public Units, which includes the full exercise of the underwriter’s over-allotment option of 750,000 Public Units. Each Public Unit consists of one share of Common Stock, one redeemable Warrant entitling its holder to purchase one share of Common Stock at a price of $11.50 per whole share, and one Right to receive one-sixth (1/6) of a share of Common Stock upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO on November 15, 2022, we consummated the Private Placement with the Sponsor, purchasing 266,125 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,661,250. The Private Units (and the underlying securities) are identical to the Units sold in the OPO, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale.

As of November 15, 2022, a total of $58,506,250 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 23, 2022	PLUTONIAN ACQUISITION CORP.

	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ke Wang
	Name:	Ke Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)