Form 10-Q
period 2023-03-31
Plutonian Acquisition Corp.
filed 2023-05-18
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, there were 7,511,125 shares of common stock, $0.0001 par value issued and outstanding.

PLUTONIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Part I – Financial Information

Item 1. Financial Statements.

PLUTONIAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$57,308	$293,569
Prepaid expenses	214,741	178,713
Total Current Assets	272,049	472,282

Prepaid expenses- non current	45,005	54,982
Investments held in Trust Account	59,394,552	58,778,053
Total Assets	$59,711,606	$59,305,317

Liabilities, Temporary Equity, and Stockholders’ Equity
Current Liabilities
Accrued expenses	$18,747	$42,717
Franchise tax payable	12,000	7,138
Income tax payable	183,976	55,532
Total Current Liabilities	214,723	105,387

Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	2,227,223	2,117,887

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	56,179,875	53,564,527

Stockholders’ Equity
Common stock, $0.0001 par value; 15,000,000 shares authorized; 1,761,125 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	176	176
Additional paid-in capital	885,250	3,500,598
Retained earnings	419,082	122,129
Total Stockholders’ Equity	1,304,508	3,622,903
Total Liabilities, Temporary Equity, and Stockholders’ Equity	$59,711,606	$59,305,317

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

General and administrative expenses	$186,240	$4,673
Franchise tax expenses	12,000	—
Loss from operations	(198,240)	(4,673)

Interest earned on investments held in Trust Account	623,637	—
Income (loss) before income taxes	425,397	(4,673)

Income tax provision	(128,444)	—
Net income (loss)	$296,953	$(4,673)

Basic and diluted weighted average shares outstanding, redeemable common stock	5,750,000	—

Basic and diluted net income per share, redeemable common stock	0.15	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,761,125	1,250,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.31)	$(0.00)

[1]	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2023	1,761,125	$176	$3,500,598	$122,129	$3,622,903
Accretion of common stock to redemption value	—	—	(2,615,348)	—	(2,615,348)
Net income	—	—	—	296,953	296,953
Balance as of March 31, 2023	1,761,125	$176	$885,250	$419,082	$1,304,508

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	$—	$—	$(4,088)	$(4,088)
Common stock issued to initial stockholders(1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,673)	(4,673)
Balance as of March 31, 2022	1,437,500	$144	$24,856	$(8,761)	$16,239

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$296,953	$(4,673)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(623,637)	—
Changes in current assets and current liabilities:
Prepaid expenses	(26,051)	—
Accrued expenses	(23,971)	4,625
Franchise tax payable	4,862	—
Income tax payable	128,444	—
Net cash used in operating activities	(243,399)	(48)

Cash Flows from Financing Activities:
Cash from Trust Account to pay franchise tax	7,138	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	15,000
Net cash provided by (used in) financing activities	7,138	40,000

Net change in cash	(236,261)	39,952
Cash, beginning of the period	293,569	4,952
Cash, end of the period	$57,308	$44,904
Supplemental Disclosure of Non-cash Investing and Financing Activities

Accretion of Common stock to redemption value	$2,615,348	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of March 31, 2023, the Company had cash of $57,308 and a working capital of $253,302 (excluding franchise tax and income tax payable). The Company has nine months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 14, 2023.

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

Use of Estimates

In preparing these unaudited financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $57,308 and $293,569 in cash and none in cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 30.20% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the change of valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$296,953	$(4,673)
Accretion of common stock to redemption value	(2,615,348)	—
Net loss including accretion of common stock to redemption value	$(2,318,395)	$(4,673)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(1,774,805)	$(543,592)	$—	$(4,673)
Accretion of common stock to redemption value	2,615,348	—	—	—
Allocation of net income (loss)	$840,543	$(543,592)	$—	$(4,673)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,761,125	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.15	$(0.31)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such account as of March 31, 2023 and December 31, 2022. As of March 31, 2023 December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of March 31, 2023, the Company recorded $2,615,348 total accretion of common stock to redemption value.

At March 31, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(632,500)
Proceeds allocated to public rights	(1,322,500)
Allocation of offering costs related to redeemable shares	(3,551,402)
Plus:
Accretion of carrying value to redemption value	1,570,929
Common stock subject to possible redemption - December 31, 2022	53,564,527
Plus:
Accretion of carrying value to redemption value - three month ended March 31, 2023	2,615,348
Common stock subject to possible redemption- March 31, 2023	$56,179,875

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 266,125 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,661,250 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the common shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within nine months (or up to 18 months if the time to complete a business combination is extended) from the closing of the IPO, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On February 20, 2022, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. The Initial Stockholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on November 15, 2022, no Insider Share were forfeited. As of March 31, 2023, 1,437,500 Insider Shares were issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the related party loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Company’s Insider Shares issued and outstanding as well as the holders of the Private Units and any Private Units the Company’s insiders, officers, directors, or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and the securities underlying the Private Units) will be entitled to registration rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from certain transfer restrictions. The holders of a majority of the Private Units (including the Private Units issued in payment of working capital loans and extension loans made to the Company) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2023, there were 1,761,125 shares of common stock issued and outstanding (excluding 5,750,000 shares subject to possible redemption).

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

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The warrants will become exercisable on the later of 30 days after the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. In the event that holders are able to exercise their warrants on a “cashless basis,” each holder would pay the exercise price by surrendering the warrants in exchange for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported sale price of the common stock for the 10 trading days ending on the third trading day prior to the exercise date. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	59,394,552	59,394,552	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,778,053	58,778,053	—	—

Note 9 — Subsequent Events

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $296,953, which consisted of general and administrative expenses of $186,240, franchise tax expense of $12,000, income tax expense of $128,444, offset by interest earned on investments held in the Trust Account of $623,637.

For the three months ended March 31, 2022, we had a net loss of $4,673, all of which consisted of formation costs.

Cash used in operating activities was $243,399 and $48 for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Company had cash of $57,308 and a working capital of $253,302 (excluding franchise tax and income tax payable). The Company has nine months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 18, 2023	PLUTONIAN ACQUISITION CORP.

	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ke Wang
	Name:	Ke Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)