Form 10-Q
period 2023-06-30
Plutonian Acquisition Corp.
filed 2023-08-18
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, there were 5,000,767 shares of common stock, $0.0001 par value issued and outstanding.

PLUTONIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Part I – Financial Information

Item 1. Financial Statements.

PLUTONIAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$150,444	$293,569
Prepaid expenses	175,901	178,713
Total Current Assets	326,345	472,282

Prepaid expenses- non current	—	54,982
Investments held in Trust Account	60,102,707	58,778,053
Total Assets	$60,429,052	$59,305,317

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$38,608	$42,717
Franchise tax payable	24,100	7,138
Income tax payable	330,147	55,532
Promissory note – related party	150,000	—
Total Current Liabilities	542,855	105,387

Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	2,555,355	2,117,887

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	58,974,294	53,564,527

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 1,761,125 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	176	176
Additional paid-in capital	—	3,500,598
Retained earnings (Accumulated Deficit)	(1,100,773)	122,129
Total Stockholders’ Equity (Deficit)	(1,100,597)	3,622,903
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$60,429,052	$59,305,317

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$160,570	$50	$346,810	$4,498
Franchise tax expenses	12,100	—	24,100	225
Loss from operations	(172,670)	(50)	(370,910)	(4,723)

Interest earned on investment held in Trust Account	708,155	—	1,331,791	—
Income (loss) before income taxes	535,485	(50)	960,881	(4,723)
Income taxes provision	(146,171)	—	(274,615)	—
Net income (loss)	$389,314	$(50)	$686,266	$(4,723)

Basic and diluted weighted average shares outstanding, redeemable common stock	5,750,000	—	5,750,000	—

Basic and diluted net income per share, redeemable common stock	$0.17	$—	$0.31	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,761,125	1,250,000 (1)	1,761,125	1,178,125 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.32)	$(0.00)	$(0.63)	$(0.00)

[1]	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2023	1,761,125	$176	$3,500,598	$122,129	$3,622,903
Accretion of common stock to redemption value	—	—	(2,615,348)	—	(2,615,348)
Net income	—	—	—	296,953	296,953
Balance as of March 31, 2023	1,761,125	$176	$885,250	$419,082	$1,304,508
Accretion of common stock to redemption value	—	—	(885,250)	(1,909,169)	(2,794,419)
Net income	—	—	—	389,314	389,314
Balance as of June 30, 2023	1,761,125	$176	$—	$(1,100,773)	$(1,100,597)

For the Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	$—	$—	$(4,088)	$(4,088)
Common stock issued to initial stockholders(1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,673)	(4,673)
Balance as of March 31, 2022	1,437,500	$144	$24,856	$(8,761)	$16,239
Net loss	—	—	—	(50)	(50)
Balance as of June 30, 2022	1,437,500	$144	$24,856	$(8,811)	$16,189

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$686,266	$(4,723)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,331,791)	—
Changes in current assets and current liabilities:
Prepaid expenses	57,794	—
Accrued expenses	(4,109)	10,000
Franchise tax payable	16,962	—
Income tax payable	274,615	—
Net cash provided by (used in) operating activities	(300,263)	5,277

Cash Flows from Financing Activities:
Cash from Trust Account to pay franchise tax	7,138	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of deferred offering costs	—	(113,125)
Payment to related party	—	(9,040)
Proceeds from issuance of promissory note to related party	150,000	200,000
Net cash provided by financing activities	157,138	102,835

Net change in cash	(143,125)	108,112
Cash, beginning of the period	293,569	4,952
Cash, end of the period	$150,444	$113,064
Supplemental Disclosure of Non-cash Investing and Financing Activities

Deferred offering costs in accrued offering costs and expenses	$—	$10,000
Accretion of Common stock to redemption value	$5,409,767	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Initially, the Company had nine months (or up to 18 months) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within nine months, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account in the amount of $189,750 (or $0.033 per public share per month), up to an aggregate of $1,707,750 or $0.297 per public share (for an aggregate of nine months), on or prior to the date of the applicable deadline, for each extension.

On August 8, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated November 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the date by which the Company must consummate a business combination, up to four times for an additional three months each time, from August 15, 2023 to August 15, 2024 (the date that is 21 months from the closing date of the Company’s initial public offering of units).

In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,308,552 (or $10.48 per share) of the Company’s common stock were tendered for redemption.

On August 1, 2023, $210,000 was deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. Accordingly, the Company now has until November 15, 2023, to complete its initial business combination.

On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note in 25,200 shares ($8.33 per share) of the Company common stock.

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

Going Concern Consideration

As of June 30, 2023, the Company had cash of $150,444 and a working capital of $137,737 (excluding franchise tax and income tax payable). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, the Sponsor provided a loan of $150,000, to be used, in part, for transaction costs related to the Business Combination (see Note 5).

The Company has until November 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 15, 2023 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions will have an impact on the Company’s fiscal 2023 income tax provision as the Company expects redemptions by the public stockholders in August 2023 when the stockholders meeting will be held to approve proposals to extend the time the Company has to complete its initial business combination (See Note 9). The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 14, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $150,444 and $293,569 in cash and none in cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

The Company’s effective tax rate was 27.30% and 0% for the three months ended June 30, 2023 and 2022, respectively; and 28.58% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and six months ended June 30, 2023 and 2022, due to the change of valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$389,314	$(50)	$686,266	$(4,723)
Accretion of common stock to redemption value(1)	(2,794,419)	—	(5,409,767)	—
Net loss including accretion of common stock to redemption value	$(2,405,105)	$(50)	$(4,723,501)	$(4,723)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(1,841,182)	$(563,922)	$—	$(50)
Accretion of common stock to redemption value	2,794,419	—	—	—
Allocation of net income (loss)	$953,236	$(563,922)	$—	$(50)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,761,125	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.17	$(0.32)	$—	$(0.00)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(3,615,987)	$(1,107,514)	$—	$(4,723)
Accretion of common stock to redemption value	5,409,767	—	—	—
Allocation of net income (loss)	$1,793,780	$(1,107,514)	$—	$(4,723)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,761,125	—	1,178,125
Basic and diluted net income (loss) per common stock	$0.31	$(0.63)	$—	$(0.00)

(1)	Accretion amount includes franchise and income taxes to be paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such account as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. For the six months ended June 30, 2023, the Company recorded $5,409,767 total accretion of common stock to redemption value.

At June 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(632,500)
Proceeds allocated to public rights	(1,322,500)
Allocation of offering costs related to redeemable shares	(3,551,402)
Plus:
Accretion of carrying value to redemption value	1,570,929
Common stock subject to possible redemption - December 31, 2022	53,564,527
Plus:
Accretion of carrying value to redemption value - six months ended June 30, 2023	5,409,767
Common stock subject to possible redemption- June 30, 2023	$58,974,294

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

Note 5 — Related Party Transactions

Insider Shares

On February 20, 2022, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. The Initial Stockholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on November 15, 2022, no Insider Share were forfeited. As of June 30, 2023, 1,437,500 Insider Shares were issued and outstanding.

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

On June 20, 2023, the Sponsor provided the Company a loan of $150,000 (“Promissory Note 1”), to be used, in part, for working capital. Promissory Note 1 is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when Promissory Note 1 remains outstanding. As of June 30, 2023 and December 31, 2022, $150,000 and $0 were outstanding respectively, under all the Promissory Note 1.

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

As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the related party loans.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,761,125 shares of common stock issued and outstanding (excluding 5,750,000 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	60,102,707	60,102,707	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,778,053	58,778,053	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, as further disclosed in the footnotes and except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 8, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated November 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the date by which the Company must consummate a business combination, up to four times for an additional three months each time, from August 15, 2023 to August 15, 2024 (the date that is 21 months from the closing date of the Company’s initial public offering of units). In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,389,721.67 (or $10.51 per share) of the Company’s common stock were tendered for redemption. An estimated excise tax liability of $ $263,897 will be recorded during the third quarter ending September 30, 2023.

On August 1, 2023, the Sponsor made a deposit of $210,000 to the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. Accordingly, the Company now has until November 15, 2023 to complete its initial business combination.

On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note in 25,200 shares ($8.33 per share) of the Company common stock.

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

Recent Developments

On August 8, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated November 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the date by which the Company must consummate a business combination, up to four times for an additional three months each time, from August 15, 2023 to August 15, 2024 (the date that is 21 months from the closing date of the Company’s initial public offering of units).

In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,389,721.67 (or $10.51 per share) of the Company’s common stock were tendered for redemption.

On August 1, 2023, $210,000 were deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. Accordingly, the Company now has until November 15, 2023, to complete its initial business combination.

On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note in 25,200 shares ($8.33 per share) of the Company common stock.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $389,314, which consisted of interest earned on investments held in the Trust Account of $708,155 offset by general and administrative expenses of $160,570, franchise tax expense of $12,100, income tax expense of $146,171. For the three months ended June 30, 2022, we had a net loss of $50, all of which consisted of formation costs.

For the six months ended June 30, 2023, we had a net income of $686,266, which consisted of interest earned on investments held in the Trust Account of $1,331,791 offset by general and administrative expenses of $346,810, franchise tax expense of $24,100, income tax expense of $274,615. For the six months ended June 30, 2022, we had a net loss of $4,723, which consisted of formation costs $4,498 and franchise tax expense of $225.

Cash used in operating activities was $300,263 and provided by operating activities was $5,277, for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company had cash of $150,444 and a working capital of $137,737 (excluding franchise tax and income tax payable). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, the Sponsor provided a loan of $150,000, to be used, in part, for transaction costs related to the Business Combination.

On August 1, 2023, $210,000 were deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. Accordingly, the Company now has until November 15, 2023, to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 15, 2023 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC on November 14, 2022 and the definitive proxy statement filed with the SEC on July 25, 2023. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Dated: August 17, 2023	PLUTONIAN ACQUISITION CORP.

	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ke Wang
	Name:	Ke Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)