Form 10-Q
period 2023-09-30
Plutonian Acquisition Corp.
filed 2023-11-15
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 5,000,767 shares of common stock, $0.0001 par value issued and outstanding.

PLUTONIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

i

Part I – Financial Information

Item 1. Financial Statements.

PLUTONIAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$613,763	$293,569
Prepaid expenses	116,822	178,713
Total Current Assets	730,585	472,282

Prepaid expenses- non current	—	54,982
Investments held in Trust Account	34,291,652	58,778,053
Total Assets	$35,022,237	$59,305,317

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$50,855	$42,717
Franchise tax payable	33,250	7,138
Income tax payable	466,466	55,532
Excise tax payable	262,449	—
Promissory note – related party	500,000	—
Total Current Liabilities	1,313,020	105,387

Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	3,325,520	2,117,887

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares authorized; 3,239,642 shares and 5,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, at redemption value	34,226,386	53,564,527

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 1,761,125 shares issued and outstanding (excluding 3,239,642 shares and 5,750,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	176	176
Additional paid-in capital	—	3,500,598
Retained earnings (Accumulated Deficit)	(2,529,845)	122,129
Total Stockholders’ Equity (Deficit)	(2,529,669)	3,622,903
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$35,022,237	$59,305,317

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$182,458	$454	$529,268	$4,952
Franchise tax expenses	9,150	—	33,250	225
Loss from operations	(191,608)	(454)	(562,518)	(5,177)

Interest earned on investment held in Trust Account	658,290	—	1,990,081	—
Income (loss) before income taxes	466,682	(454)	1,427,563	(5,177)
Income taxes provision	(136,319)	—	(410,934)	—
Net income (loss)	$330,363	$(454)	$1,016,629	$(5,177)

Basic and diluted weighted average shares outstanding, redeemable common stock	4,303,816	—	5,262,641	—

Basic and diluted net income per share, redeemable common stock	$0.16	$—	$0.47	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,761,125	1,250,000 (1)	1,761,125	1,018,519 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.00)	$(0.84)	$(0.01)

[1]	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2023	1,761,125	$176	$3,500,598	$122,129	$3,622,903
Accretion of common stock to redemption value	—	—	(2,615,348)	—	(2,615,348)
Net income	—	—	—	296,953	296,953
Balance as of March 31, 2023	1,761,125	$176	$885,250	$419,082	$1,304,508
Accretion of common stock to redemption value	—	—	(885,250)	(1,909,169)	(2,794,419)
Net income	—	—	—	389,314	389,314
Balance as of June 30, 2023	1,761,125	$176	$—	$(1,100,773)	$(1,100,597)
Accretion of common stock to redemption value	—	—	—	(1,496,986)	(1,496,986)
Excise tax liability	—	—	—	(262,449)	(262,449)
Net income	—	—	—	330,363	330,363
Balance as of September 30, 2023	1,761,125	$176	$—	$(2,529,845)	$(2,529,669)

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	$—	$—	$(4,088)	$(4,088)
Common stock issued to initial stockholders(1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,673)	(4,673)
Balance as of March 31, 2022	1,437,500	$144	$24,856	$(8,761)	$16,239
Net loss	—	—	—	(50)	(50)
Balance as of June 30, 2022	1,437,500	$144	$24,856	$(8,811)	$16,189
Net loss	—	—	—	(454)	(454)
Balance as of September 30, 2022	1,437,500	$144	$24,856	$(9,265)	$15,735

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On November 15, 2022, the underwriters fully exercised the over-allotment option resulting in no shares of common stock subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,016,629	$(5,177)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,990,081)	—
Changes in current assets and current liabilities:
Prepaid expenses	116,873	—
Accrued expenses	8,139	422
Franchise tax payable	26,112	—
Income tax payable	410,934	—
Net cash (used in) operating activities	(411,394)	(4,755)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(210,000)	—
Cash withdrawal from Trust Account to pay public stockholder redemption	26,244,894	—
Net cash provided by investing activities	26,034,894	—

Cash Flows from Financing Activities:
Cash from Trust Account to pay franchise and income taxes	441,588	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of deferred offering costs	—	(181,125)
Payment to related party	—	(9,040)
Payment of public stockholder redemptions	(26,244,894)	—
Proceeds from issuance of promissory note to related party	500,000	200,000
Net cash provided by (used in) financing activities	(25,303,306)	34,835

Net change in cash	320,194	30,080
Cash, beginning of the period	293,569	4,952
Cash, end of the period	$613,763	$35,032
Supplemental Disclosure of Non-cash Investing and Financing Activities

Excise tax liability	$262,449	$—
Accretion of Common stock to redemption value	$6,906,753	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Plutonian Acquisition Corp. (the “Company” or “Plutonian”) is a newly organized blank check company incorporated as a Delaware corporation on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,244,894 (or $10.45 per share) of the Company’s common stock were tendered for redemption.

On August 1, 2023, $210,000 was deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

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

On October 9, 2023, Plutonian entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Big Tree Cloud International Group Limited, a Cayman Islands exempted company (“Holdco”), (ii) Big Tree Cloud Holdings Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Big Tree Cloud Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Big Tree Cloud Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Guangdong Dashuyun Investment Holding Group Co., Ltd. (广东省大树云投资控股集团有限公司) a PRC limited liability company (“Company”).

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following the Initial Merger Effective Time, Merger Sub 2 will merge with and into SPAC (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and SPAC will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of the Company at $500 million prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding Plutonian Unit will be automatically detached; (iii) each unredeemed outstanding share of Plutonian Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding Plutonian Rights will be cancelled and cease to exist in exchange for the right to receive one-sixth (1/6) PubCo Ordinary Share, and (v) each outstanding Plutonian Warrant will be cancelled in exchange for the right to receive one PubCo Warrant. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where the Company Group first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling the Company Group’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, the Company, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

As part of the Agreement, on November 9, 2023, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to February 15, 2024. Accordingly, the Company now has until February 15, 2024 to complete its initial business combination.

On November 9, 2023, the Company issued a promissory note of $210,000 to Big Tree Cloud for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024.

Going Concern Consideration

As of September 30, 2023, the Company had cash of $613,763 and a working capital deficit of $82,719 (excluding franchise tax and income tax payable). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023 and September 14, 2023, the Sponsor provided a loan of $150,000, $210,000 and $140,000, to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination (see Note 5).

The Company has until February 15, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023, the Company recorded $262,449 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 14, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $613,763 and $293,569 in cash and none in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s effective tax rate was 26.79% and 0% for the three months ended September 30, 2023 and 2022, respectively; and 27.96% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and nine months ended September 30, 2023 and 2022, due to the change of valuation allowance on the deferred tax assets and non-deductible M&A expenses.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$330,363	$(454)	$1,016,629	$(5,177)
Accretion of common stock to redemption value(1)	(1,496,986)	—	(6,906,753)	—
Net loss including accretion of common stock to redemption value	$(1,166,623)	$(454)	$(5,890,124)	$(5,177)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(827,861)	$(338,762)	$—	$(454)
Accretion of common stock to redemption value	1,496,986	—	—	—
Allocation of net income (loss)	$669,125	$(338,762)	$—	$(454)

Denominator:
Basic and diluted weighted average shares outstanding	4,303,816	1,761,125	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.16	$(0.19)	$—	$(0.00)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(4,413,246)	$(1,476,878)	$—	$(5,177)
Accretion of common stock to redemption value	6,906,753	—	—	—
Allocation of net income (loss)	$2,493,507	$(1,476,878)	$—	$(5,177)

Denominator:
Basic and diluted weighted average shares outstanding	5,262,641	1,761,125	—	1,018,519
Basic and diluted net income (loss) per common stock	$0.47	$(0.84)	$—	$(0.01)

(1)	Accretion amount includes franchise and income taxes to be paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such account as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. For the nine months ended September 30, 2023, the Company recorded $5,409,767 total accretion of common stock to redemption value.

At September 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(632,500)
Proceeds allocated to public rights	(1,322,500)
Allocation of offering costs related to redeemable shares	(3,551,402)
Plus:
Accretion of carrying value to redemption value	1,570,929
Common stock subject to possible redemption - December 31, 2022	53,564,527
Plus:
Accretion of carrying value to redemption value - nine months ended September 30, 2023	6,906,753
Redemption of public stockholders	(26,244,894)
Common stock subject to possible redemption- September 30, 2023	$34,226,386

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

Note 5 — Related Party Transactions

Insider Shares

On February 20, 2022, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. The Initial Stockholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on November 15, 2022, no Insider Share were forfeited. As of September 30, 2023, 1,437,500 Insider Shares were issued and outstanding.

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

On June 20, 2023, August 8, 2023 and September 14, 2023, the Sponsor provided the Company with a loan of $150,000 (“Promissory Note 1”), $210,000 (“Promissory Note 2”) and $140,000 (“Promissory Note 3”), respectively, to be used, in part, for working capital and term extension fees. Promissory Note 1 and Promissory Note 3 are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when promissory notes remain outstanding. Promissory Note 2 has the same terms as Promissory Note 1 and 3, except the Sponsor may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock. As of September 30, 2023 and December 31, 2022, $500,000 and $0 were outstanding, respectively, under all the promissory notes.

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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the related party loans.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,761,125 shares of common stock issued and outstanding (excluding 3,239,642 shares and 5,750,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$34,291,652	$34,291,652	$—	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$58,778,053	$58,778,053	$—	$—

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

On October 9, 2023, Plutonian entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Big Tree Cloud International Group Limited, a Cayman Islands exempted company (“Holdco”), (ii) Big Tree Cloud Holdings Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Big Tree Cloud Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Big Tree Cloud Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Guangdong Dashuyun Investment Holding Group Co., Ltd. (广东省大树云投资控股集团有限公司) a PRC limited liability company (“Company”).

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following the Initial Merger Effective Time, Merger Sub 2 will merge with and into SPAC (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and SPAC will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of the Company at $500 million prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding Plutonian Unit will be automatically detached; (iii) each unredeemed outstanding share of Plutonian Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding Plutonian Rights will be cancelled and cease to exist in exchange for the right to receive one-sixth (1/6) PubCo Ordinary Share, and (v) each outstanding Plutonian Warrant will be cancelled in exchange for the right to receive one PubCo Warrant. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where the Company Group first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling the Company Group’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, the Company, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

As part of the Agreement, on November 9, 2023, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to February 15, 2024. Accordingly, the Company now has until February 15, 2024 to complete its initial business combination.

On November 9, 2023, the Company issued a promissory note of $210,000 to Big Tree Cloud for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024.

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

In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,244,894 (or $10.45 per share) of the Company’s common stock were tendered for redemption.

On August 1, 2023, $210,000 were deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023.

On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

As previously disclosed in the Company’s Current Report on Form 8-K, filed on October 11, 2023, on October 9, 2023, Plutonian entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Big Tree Cloud International Group Limited, a Cayman Islands exempted company (“Holdco”), (ii) Big Tree Cloud Holdings Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Big Tree Cloud Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Big Tree Cloud Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Guangdong Dashuyun Investment Holding Group Co., Ltd. (广东省大树云投资控股集团有限公司) a PRC limited liability company (“Dashuyun”).

Pursuant to the Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following the Initial Merger Effective Time, Merger Sub 2 will merge with and into SPAC (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and SPAC will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of Dashuyun at $500 million prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding Plutonian Unit will be automatically detached; (iii) each unredeemed outstanding share of Plutonian Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding Plutonian Rights will be cancelled and cease to exist in exchange for the right to receive one-sixth (1/6) PubCo Ordinary Share, and (v) each outstanding Plutonian Warrant will be cancelled in exchange for the right to receive one PubCo Warrant. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where Dashuyun first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling Dashuyun’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, Dashuyun, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

As part of the Agreement, on November 9, 2023, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to February 15, 2024. Accordingly, the Company now has until February 15, 2024 to complete its initial business combination.

On November 9, 2023, the Company issued a promissory note of $210,000 to Big Tree Cloud for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare, and consummate, for the IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $330,363, which consisted of interest earned on investments held in the Trust Account of $658,290 offset by general and administrative expenses of $182,458, franchise tax expense of $9,150, income tax expense of $136,319. For the three months ended September 30, 2022, we had a net loss of $454, all of which consisted of formation costs.

For the nine months ended September 30, 2023, we had a net income of $1,016,629, which consisted of interest earned on investments held in the Trust Account of $1,990,081 offset by general and administrative expenses of $529,268, franchise tax expense of $33,250, income tax expense of $410,934. For the nine months ended September 30, 2022, we had a net loss of $5,177, which consisted of formation costs $4,952 and franchise tax expense of $225.

Cash used in operating activities was $411,394 and $5,277, for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company had cash of $613,763 and a working capital deficit of $82,719 (excluding franchise tax and income tax payable). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023 and September 14, 2023, the Sponsor provided a loan of $150,000, $210,000 and $140,000, to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination.

On August 1, 2023, $210,000 were deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. As part of the merger agreement, on November 9, 2023, Big Tree Cloud International Group Limited provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to February 15, 2024. Accordingly, the Company now has until February 15, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC on November 14, 2022 and the definitive proxy statement filed with the SEC on July 25, 2023. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors, except the one below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated: November 15, 2023	PLUTONIAN ACQUISITION CORP.

	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ke Wang
	Name:	Ke Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)