Form 10-K
period 2023-12-31
Plutonian Acquisition Corp.
filed 2024-04-12
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $59,742,500.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2024 was 5,000,767.

Auditor Firm ID: PCAOB ID # 688 Auditor Name: Marcum LLP Auditor Location: East Hanover, NJ

DOCUMENTS INCORPORATED BY REFERENCE

None.

PLUTONIAN ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “SPAC,” “Company” and to “we,” “us,” and “our” refer to Plutonian Acquisition Corp.

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

On June 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $150,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On September 14, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $140,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

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

On November 9, 2023, and February 5, 2024, the Company issued the unsecured promissory notes (the “Note”) in an amount of $210,000 respectively to Big Tree Cloud International Group Limited in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Notes does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into shares of common stock of the Company identical to the common stock issued in the Company’s IPO at a price of $10.00 per unit. Accordingly, the Company now has until May 15, 2024 to complete its initial business combination.

On December 27, 2023 and March 19, 2024, the Sponsor provided a loan of $300,000 and $350,000, respectively, to be used for our working capital purpose.

On March 25, 2024, Plutonian held its annual stockholder meeting to approve the re-election of its five directors and the ratification of appointment of its independent registered public accounting firm for the fiscal year ended December 31, 2023.

On March 29, 2024, the registration statement on Form F-4 of Big Tree Cloud Holdings Ltd was declared effective by the SEC. We currently plan to hold the special meeting of stockholders in connection with the business combination with Big Tree Cloud Holdings Ltd on April 30, 2024.

Business Combination

Merger Agreement

On October 9, 2023, we entered into an Agreement and Plan of Merger (as amended from time to time, the “Agreement”) with (i) Big Tree Cloud International Group Limited, a Cayman Islands exempted company (“Holdco”), (ii) Big Tree Cloud Holdings Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of Holdco (“PubCo”), (iii) Big Tree Cloud Merger Sub I Limited, an exempted company incorporated in Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), (iv) Big Tree Cloud Merger Sub II Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each an “Acquisition Entity” and collectively, the “Acquisition Entities”), and (v) Guangdong Dashuyun Investment Holding Group Co., Ltd. (广东省大树云投资控股集团有限公司) a PRC limited liability company (“Dashuyun”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Agreement.

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

The Mergers imply a current equity value of Big Tree Cloud at $500 million prior to the closing of the Mergers (the “Closing”). As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued ordinary shares in PubCo (“PubCo Ordinary Shares”) at the Holdco Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Rights will be cancelled and cease to exist in exchange for the right to receive one-sixth (1/6) PubCo Ordinary Share, and (v) each outstanding SPAC Warrant will be cancelled in exchange for the right to receive one PubCo Warrant. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

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

As part of the Agreement, on November 9, 2023 and February 5, 2024, Big Tree Cloud provided a loan of $210,000 per loan to the Company which was deposited into the Trust Account on October 31, 2023 and February 5, 2024 respectively, to extend the Company’s initial business combination period from November 15, 2023 to May 15, 2024. Accordingly, the Company has until May 15, 2024 to complete its initial business combination.

On November 9, 2023 and February 5, 2024, the Company issued a promissory note of $210,000 per note to Big Tree Cloud for the extension payments. The promissory notes are unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory notes into 25,200 shares ($8.33 per share) of the Company common stock.

Representations and Warranties

In the Merger Agreement, Dashuyun and Holdco (collectively, the “Warrantors”) make certain representations and warranties (with certain exceptions set forth in Dashuyun’s disclosure schedule) with respect to the Company Group and the Acquisition Entities, including matters relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) absence of conflicts; (d) capital structure and validity of share issuance; (e) accuracy of charter documents and corporate records; (f) required consents and approvals; (g) financial information; (h) absence of certain changes or events; (i) title to assets and properties; (j) material contracts; (k) ownership of real property; (l) licenses and permits; (m) compliance with laws, including those relating to foreign corrupt practices and money laundering; (n) ownership of intellectual property; (o) customers and suppliers; (p) employment and labor matters; (q) taxes matters; (r) environmental matters; (s) that neither Holdco nor Dashuyun is an investment company; (t) privacy and data protection; (u) no alternative transactions; (v) litigation, and other customary representations and warranties.

In the Agreement, SPAC makes certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) absence of conflicts; (d) litigation; (e) brokers and finders; (f) capital structure and validity of share issuance; (g) minimum trust fund amount; (h) validity of Nasdaq Stock Market listing; (i) SEC filing requirements and financial statements; (j) material contracts; (k) compliance with laws, including those relating to foreign corrupt practices and money laundering; (l) taxes matters; (m) that SPAC is not an investment company; (n) no alternative transactions, and other customary representations and warranties.

Conduct Prior to Closing; Covenants

Each of Holdco, Dashuyun, and SPAC has agreed to, and agreed to cause their respective subsidiaries to, use commercially reasonable efforts to, conduct their respective business only in the ordinary course consistent with past practice, prior to the Closing, and not to take certain specified actions without the prior written consent of the other party.

The Parties also agree that Dashuyun and SPAC shall use their respective commercially reasonable efforts to enter into definitive agreements to raise additional investment no less than $10 million.

The Agreement also contains covenants providing for:

●	each party providing access to their books and records and providing information relating to their respective business to the other party, its legal counsel and other representatives;

●	each party having obligation to promptly notify the other party for notices and other communications it has received in relation to certain matters of the transactions contemplated under the Merger Agreement;

●	Dashuyun to deliver the audited financial statements as of and for the fiscal years ended June 30, 2022 and 2023 no later than seven (7) business days following the date of the Merger Agreement;

●	SPAC to make appropriate arrangements with respect to the funds in its trust account;

●	exculpation, indemnification, advancement of expenses, and insurance arrangement in favor of directors and officers of SPAC and Company Group;

●	parties’ cooperation in making filings with the SEC; and

●	that Dashuyun may, at its sole discretion, select (but shall not be in any way obligated) to pay certain amounts to extend the time SPAC has to complete a business combination under certain circumstances and if necessary.

Conditions to Closing

General Conditions

Consummation of the transactions under this Agreement is conditioned on, among other things, (i) the absence of any applicable Law or prohibiting the transactions; (ii) the registration statement on Form F-4 having been declared effective by the SEC; (iii) each of the additional agreements described in the Merger Agreement having been entered into, provided that no less than 95% of the Closing Payment Shares shall be subject to the Shareholders Lock-up Agreement (see below); and (iv) the requisite approval of the shareholders of SPAC and Holdco having been obtained.

SPAC’s Conditions

The obligation of SPAC to consummate the Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	Company Group complying with all of the obligations under the Merger Agreement in all material respects;

●	the Fundamental Representations of the Warrantors being true and correct in all material respects and representations of the Warrantors other than the Fundamental Representations being true and correct except to the extent that would not have a Company Material Adverse Effect;

●	there having been no material adverse effect on the business of Dashuyun; and

●	the requisite third party consents and governmental approvals having been obtained.

Holdco’s Conditions

The obligation of Holdco’s obligation to consummation the Closing is conditioned upon, in addition to the conditions described in the first paragraph and among other things, the following:

●	SPAC complying with all of their obligations under the Merger Agreement in all material respects;

●	disregarding all qualifiers relating to materiality and SPAC Material Adverse Effect, the representations and warranties of SPAC being true and correct except to the extent that would not have a SPAC Material Adverse Effect;

●	there having been no material adverse effect on SPAC;

●	SPAC shall have completed its share redemption in accordance with the Merger Agreement and its proxy statement; and

●	SPAC complying with the applicable reporting requirements under the Securities Act and Exchange Act.

Termination

The Merger Agreement may be terminated as follows:

●	in the event the Closing has not occurred by August 15, 2024, by SPAC or Dashuyun, provided that the party seeking to terminate this Merger Agreement has not committed any material breach; or

●	in the event SPAC or Dashuyun has committed any material breach and such breach is not cured within fifteen (15) days following receipt of a notice of breach from the other party, the non-breaching party may terminate this Merger Agreement by giving notice to the other party and the breaching party shall be obligated to pay the non-breaching party a break-up fee of US$500,000 promptly after termination by the non-breaching party.

Additional Agreements Executed in Connection With the Merger Agreement

Holdco Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, the sole shareholder of the Holdco, has entered into a voting and support agreement with the Holdco, Dashuyun, each of the Acquisition Entities and SPAC, pursuant to which such sole shareholder agrees to, among other things, vote in favor of the transactions contemplated by the Merger Agreement.

Sponsor Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, Dashuyun, each of the Acquisition Entities and the SPAC, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Merger Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

Additional Agreements to be Executed at Closing

In addition to the Merger Agreement, the following agreements will be entered into in connection with the Closing.

Shareholders Lock-Up Agreement

The sole shareholder of the Holdco will enter into an agreement with the PubCo, to be effective as of the Closing, pursuant to which at least ninety-five percent (95%) of the Merger Consideration Shares shall be subject to a lock-up in accordance with the terms and conditions thereunder.

Registration Rights Agreement

In connection with the transactions, PubCo shall enter into an amended and restated registration rights agreement with the sole shareholder of the Holdco and the initial shareholders of SPAC to provide for the registration of the PubCo Ordinary Shares.

U.S. Foreign Investment Regulations

Our Sponsor, Plutonian Investments LLC, a Delaware limited liability company, which is controlled by Mr. Guojian Zhang, a PRC resident and a non-U.S. person, currently owns an aggregate of 1,538,625 shares of common stock of the Company (including 266,125 shares underlying the Private Units) or 30.77% of our outstanding shares.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries - including aviation, defense, semiconductors, telecommunications and biotechnology - are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.95 per share based on trust account balance as of February 29, 2024, before deducting payment of taxes, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We are currently contemplating the Mergers with Dashuyun whose businesses are substantially based in mainland China, and potentially in the future, in other markets outside the U.S. As a result, we do not expect the Mergers to result in “control” of a “U.S. business” by a “foreign person.” under the CFIUS. Additionally, we do not expect the business of SPAC to be deemed to have a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” under the regulations administered by CFIUS. If, however, we decide not to proceed with the Mergers with Dashuyun, or the Mergers is terminated or abandoned and we have to pursue an alternative business combination, or if we inadvertently concluded about CFIUS or other regulatory review on the Mergers, the significant ties to non-U.S. persons will impact us in numerous aspects as mentioned above.

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

Sources of Target Businesses

At the time of the IPO, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Under our Amended and Restated Certificate of Incorporation currently in effect, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all, unless such net tangible asset threshold requirement is removed from our Amended and Restated Certificate of Incorporation currently in effect, which will be submitted to for stockholder vote on our special meeting in connection with a business combination on April 30, 2024. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our insiders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender offer in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we do not need any of our public shares (assuming that only a quorum was present at the meeting).

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination before May 15, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination before May 15, 2024, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination one time to August 15, 2024, subject to the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account $210,000 (or $0.06 per public share) on or prior to May 16, 2024. In the event that they elect to extend the time to consummate our initial business combination and deposit the applicable amount of money into trust, our Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the warrants and rights will expire and holders of warrants and rights will receive nothing upon a liquidation with respect to such warrants or rights, and the warrants and rights will be worthless.

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ended December 31, 2023.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.235 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of December 31, 2023, there were 5,000,767 of our shares of Common Stock issued and outstanding held by seven (7) stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Developments

On June 20, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $150,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On September 14, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $140,000 to the Sponsor in exchange for the Sponsor depositing such amount into the Company’s working capital account in order to meet our working capital needs following the consummation of our IPO.

On August 8, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved the Extension Amendment and the Trust Amendment to the Investment Management Trust Agreement, dated November 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company to allow the Company to extend the date by which the Company must consummate a business combination, up to four times for an additional three months each time, from August 15, 2023 to August 15, 2024 (the date that is 21 months from the closing date of the Company’s initial public offering of units). In connection with the stockholders’ vote at the special meeting, an aggregate of 2,510,358 shares with redemption value of approximately $26,244,894 (or $10.45 per share) of the Company’s common stock were tendered for redemption.

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

As previously disclosed in the Company’s Current Report on Form 8-K, filed on October 11, 2023, on October 9, 2023, SPAC entered the Merger Agreement with the Holdco, PubCo, Merger Sub 1, Merger Sub 2, and Dashuyun. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into the Holdco (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Holdco will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following the Initial Merger Effective Time, Merger Sub 2 will merge with and into SPAC (the “SPAC Merger”, and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and SPAC will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The Mergers imply a current equity value of Big Tree Cloud at $500 million prior to the Closing. As a result of the Mergers, among other things, (i) each outstanding share in Holdco shall automatically be cancelled, and in exchange for the right to receive newly issued PubCo Ordinary Shares at the Holdco Exchange Ratio; (ii) each outstanding SPAC Unit will be automatically detached; (iii) each unredeemed outstanding share of SPAC Common Stock will be cancelled in exchange for the right to receive one PubCo Ordinary Share, (iv) each outstanding SPAC Rights will be cancelled and cease to exist in exchange for the right to receive one-sixth (1/6) PubCo Ordinary Share, and (v) each outstanding SPAC Warrant will be cancelled in exchange for the right to receive one PubCo Warrant. Each outstanding PubCo Ordinary Share will have a value at the time of the Closing of $10.00.

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares as the Earnout Shares to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where the Company Group first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling the Company Group’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, Dashuyun, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

On November 10, 2023, the Company entered into a FA Engagement Letter with South Pacific Gyre Investment Limited (“South Pacific”), pursuant to which the latter agreed to provide certain capital markets advisory services to Company in connection with the Business Combination in consideration for advisory fees. South Pacific has agreed to be paid entirely in PubCo Ordinary Shares, in an amount of 2,000,000 PubCo Ordinary Shares which equal to 4% of the equity value of Big Tree Cloud, provided that all the PubCo Ordinary Shares issuable to South Pacific shall be subject to a lock-up arrangement for a period of at least six months.

On November 9, 2023, Guangdong Dashuyun engaged Flying Height Consulting Services Limited (“Flying Height”, together with South Pacific, the “Financial Advisors”) to provide financial advisory services including identifying potential PIPE Investors and preparing investor presentation and roadshow materials. Flying Height is entitled to receive, at the election of Guangdong Dashuyun, in its sole discretion, US$22,5000,000 or 2,250,000 PubCo Ordinary Shares upon Closing of the Mergers as compensation for its professional services, provided that the Closing of the Business Combination is consummated within the term of the engagement between Guangdong Dashuyun and Flying Height, which is 18 months from November 9, 2023.

As part of the Agreement, on November 9, 2023 and January 31, 2024, Big Tree Cloud provided a loan of $210,000 per loan to the Company which was deposited into the Trust Account on October 31, 2023 and January 31, 2024, respectively, to extend the Company’s initial business combination period from November 15, 2023 to May 15, 2024. Accordingly, the Company has until May 15, 2024 to complete its initial business combination.

On November 9, 2023 and January 31, 2024, the Company issued a promissory note of $210,000 per note to Big Tree Cloud for the extension payments. The promissory notes are unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory notes into 25,200 shares ($8.33 per share) of the Company common stock.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the IPO, and subsequent to the IP, including identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the fiscal year ended December 31, 2023, we had a net income of $765,578, which consisted of interest earned on investments held in the Trust Account of $2,448,126 offset by general and administrative expenses of $1,134,628, franchise tax expense of $42,800, and income tax expense of $505,120.

For the fiscal year ended December 31, 2022, we had a net income of $126,217 which consisted of interest earned on investments held in the Trust Account of $271,803 offset by general and administrative expenses of $82,691, franchise tax expense of $7,363, and income tax expense of $55,532.

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

As of December 31, 2023, the Company had cash of $425,852 and a working capital deficit of $3,514,032. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023, September 14, 2023, and December 27, 2023, the Sponsor provided a loan of $150,000, $210,000, $140,000, and $300,000, respectively, to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination (see Note 5). Additionally, Big Tree Cloud provided two loans totaling $420,000 ($210,000 per loan) on November 9, 2023 and January 31, 2024 for the Company to deposit into the Trust Account to extend the business combination period to May 15, 2024.

Accordingly, the Company now has until May 15, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by May 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Financial Advisors Agreement

On November 10, 2023, the Company entered into a FA Engagement Letter with South Pacific Gyre Investment Limited (“South Pacific”), pursuant to which the latter agreed to provide certain capital markets advisory services to Company in connection with the Business Combination in consideration for advisory fees. South Pacific has agreed to be paid entirely in PubCo Ordinary Shares, in an amount of 2,000,000 PubCo Ordinary Shares which equal to 4% of the equity value of Big Tree Cloud, provided that all the PubCo Ordinary Shares issuable to South Pacific shall be subject to a lock-up arrangement for a period of at least six months.

On November 9, 2023, Guangdong Dashuyun engaged Flying Height Consulting Services Limited (“Flying Height”, together with South Pacific, the “Financial Advisors”) to provide financial advisory services including identifying potential PIPE Investors and preparing investor presentation and roadshow materials. Flying Height is entitled to receive, at the election of Guangdong Dashuyun, in its sole discretion, US$22,5000,000 or 2,250,000 PubCo Ordinary Shares upon Closing of the Mergers as compensation for its professional services, provided that the Closing of the Business Combination is consummated within the term of the engagement between Guangdong Dashuyun and Flying Height, which is 18 months from November 9, 2023.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $450,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 and 2022, the Company did not incur deferred legal fees, in connection with such services.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of October 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 30, 2024.

Name	Age	Position
Wei Kwang Ng	43	Chief Executive Officer, Chairman and President
Ke Wang	48	Chief Financial Officer and Director
Sze Wai Lee	54	Independent Director
Robert M. Annis	41	Independent Director
Harry Harnett	72	Independent Director

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2023 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Sze Wai Lee, Robert M. Annis, and Harry Harnett, each of whom is an independent director under Nasdaq’s listing standards. Sze Wai Lee is the Chairperson of the Audit Committee. The board has determined that Sze Wai Lee qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2023.

The members of the Nominating Committee are Sze Wai Lee, Robert M. Annis, and Harry Harnett, each of whom is an independent director under NASDAQ’s listing standards. Robert M. Annis is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2023.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2023 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of December 31, 2023, we had 5,000,767 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon conversion of Rights or the exercise of the Warrants as the Rights are not convertible and the Warrants are not exercisable within 60 days of March 31, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Plutonian Investments LLC(2)	1,538,625	30.77%
Wei Kwang Ng	50,000	1.00%
Ke Wang	30,000	*	%
Sze Wai Lee	40,000	*	%
Robert M. Annis	25,000	*	%
Harry Harnett	20,000	*	%
All current directors and executive officers as a group (five individuals)	1,703,625	34.07%
Harraden Circle Investors, LP (3)	293,035	5.86%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Plutonian Acquisition Corp., 1441 Broadway 3rd, 5th & 6th Floors, New York, NY 10018.
(2)	Plutonian Investments LLC, our Sponsor, is controlled by Mr. Guojian Zhang.
(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

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

On June 20, 2023, August 8, 2023, September 14, 2023, and December 27, 2023, the Sponsor provided the us with a loan of $150,000 (“Promissory Note 1”), $210,000 (“Promissory Note 2”), $140,000 (“Promissory Note 3”), and $300,000 (“Promissory Note 4”), respectively, to be used, in part, for working capital and term extension fees. Promissory Note 1 and Promissory Note 3 are unsecured, interest-free and payable on the earlier of:

1) the date on which we consummate an initial business combination, or 2) the date we liquidate if a business combination is not consummated. The Sponsor may elect to convert the promissory notes in shares of our common stock at a fixed price of $10.00 per share at any time when promissory notes remain outstanding. Promissory Note 2 and 4 have the same terms as Promissory Note 1 and 3, except the Sponsor may elect to convert the promissory note into 25,200 shares and 36,000 shares ($8.33 per share), respectively, of our common stock. As of December 31, 2023 and 2022, $800,000 and $0 were outstanding, respectively, under all the promissory notes. As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

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

ITEM 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022 totaled $146,240 and $65,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. During the year ended December 31, 2023, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 9, 2022, by and between the Registrant and EF Hutton (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
2.1	Agreement and Plan of Merger, dated October 9, 2023, by and among Plutonian Acquisition Corp., Guangdong Dashuyun Investment Holding Group Co., Ltd., Big Tree Cloud International Group Limited and Certain Other Parties (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2023)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
3.4	Amendment to the Amended and Restated Certificate of Incorporation of Plutonian Acquisition Corp. dated August 8, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023)
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
4.4	Specimen Warrants Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
4.5	Rights Agreement, dated November 9, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
4.6	Warrants Agreement, dated November 9, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
4.7*	Description of Securities
10.1	Letter Agreements, dated November 9, 2022, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
10.2	Investment Management Trust Agreement, dated November 9, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
10.3	Stock Escrow Agreement, dated November 9, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)

10.4	Registration Rights Agreement, dated November 9, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
10.5	Indemnity Agreements, dated November 9, 2022, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
10.6	Subscription Agreement, dated November 9, 2022, by and between the Company and Plutonian Investments LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 15, 2022)
10.7	Company Voting and Support Agreement dated October 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2023)
10.8	Sponsor Voting and Support Agreement dated October 9, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2023)
10.9	Form of Shareholders Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2023)
10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2023)
10.11*	Form of Promissory Note between the registrant and Plutonian Investments LLC
10.12*	Form of Promissory Note between the registrant and Big Tree Cloud International Group Limited
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 14, 2022)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plutonian Acquisition Corp.

Dated: April 12, 2024	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Kwang Ng	Chief Executive Officer. President and Director	April 12, 2024
Wei Kwang Ng	(Principal Executive Officer)

/s/ Ke Wang	Chief Financial Officer	April 12, 2024
Ke Wang	(Principal Accounting and Financial Officer)

/s/ Sze Wai Lee	Director	April 12, 2024
Sze Wai Lee

/s/ Robert M. Annis	Director	April 12, 2024
Robert M. Annis

/s/ Harry Harnett	Director	April 12, 2024
Harry Harnett

PLUTONIAN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Plutonian Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plutonian Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities a on or before May 15, 2024 (unless the Company extends the time to complete a Business Combination). The Company entered into an agreement and plan of merger with a business combination target on October 9, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 15, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 15, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey

April 12, 2024

PLUTONIAN ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets
Cash	$425,852	$293,569
Prepaid expenses	89,472	178,713
Total Current Assets	515,324	472,282

Prepaid expenses - non current	—	54,982
Investments held in Trust Account	34,959,697	58,778,053
Total Assets	$35,475,021	$59,305,317

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$196,487	$42,717
Franchise tax payable	42,800	7,138
Income tax payable	505,120	55,532
Excise tax payable	262,449	—
Promissory note – related party	800,000	—
Promissory note – Big Tree Cloud	210,000	—
Total Current Liabilities	2,016,856	105,387

Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	4,029,356	2,117,887

Commitments and Contingencies (Note6)

Common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares authorized; 3,239,642 shares and 5,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively, at redemption value	34,790,696	53,564,527

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 1,761,125 shares issued and outstanding (excluding 3,239,642 shares and 5,750,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	176	176
Additional paid-in capital	—	3,500,598
Retained earnings (Accumulated deficit)	(3,345,207)	122,129
Total Stockholders’ Equity (Deficit)	(3,345,031)	3,622,903
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$35,475,021	$59,305,317

The accompanying notes are an integral part of these financial statements.

PLUTONIAN ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022

General and administrative expenses	$1,134,628	$82,691
Franchise tax expense	42,800	7,363
Loss from operations	(1,177,428)	(90,054)

Interest earned on investment held in Trust Account	2,448,126	271,803
Income before income taxes	1,270,698	181,749

Income taxes provision	(505,120)	(55,532)
Net income	$765,578	$126,217

Basic and diluted weighted average shares outstanding, redeemable common stock	4,752,734	724,658

Basic and diluted net income per share, redeemable common stock	0.54	1.45

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,761,125	1,277,429

Basic and diluted net loss per share, non-redeemable common stock	$(1.03)	$(0.72)

The accompanying notes are an integral part of these financial statements.

PLUTONIAN ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2023	1,761,125	$176	$3,500,598	$122,129	$3,622,903

Additional deposits to Trust Account for extension	—	—	—	(420,000)	(420,000)

Remeasurement of common stock to redemption value	—	—	—	(2,448,126)	(2,448,126)

Reimbursement from Trust for franchise and income taxes	—	—	—	441,588	441,588

Excise tax imposed on common stock redemptions	—	—	—	(262,449)	(262,449)

Accretion of common stock to redemption value	—	—	(3,500,598)	(1,543,927)	(5,044,525)

Net income for the year	—	—	—	765,578	765,578
Balance as of December 31, 2023	1,761,125	$176	$—	$(3,345,207)	$(3,345,031)

For the Year Ended December 31, 2022

	Common stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2022	—	$—	$—	$(4,088)	$(4,088)

Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000

Sale of public units in initial public offering	5,750,000	575	57,499,425	—	57,500,000

Sale of private placement units	266,125	26	2,661,224	—	2,661,250

Issuance of representative shares	57,500	6	555,444	—	555,450

Underwriter commissions	—	—	(2,587,500)	—	(2,587,500)

Offering costs	—	—	(1,088,899)	—	(1,088,899)

Reclassification of common stock subject to redemption	(5,750,000)	(575)	(51,993,024)	—	(51,993,599)

Accretion of common stock to redemption value	—	—	(1,570,929)	—	(1,570,929)

Net income for the year	—	—	—	126,217	126,217
Balance as of December 31, 2022	1,761,125	$176	$3,500,598	$122,129	$3,622,903

The accompanying notes are an integral part of these financial statements.

PLUTONIAN ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$765,578	$126,217
Adjustments to reconcile net income to cash used in operating activities:
Interest earned on investment held in Trust Account	(2,448,126)	(271,803)
Changes in current assets and current liabilities:
Prepaid expenses	144,223	(233,695)
Accrued expenses	153,770	42,717
Franchise tax payable	35,662	7,138
Income tax payable	449,588	55,532
Net cash used in operating activities	(899,305)	(273,894)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(420,000)	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	441,588	—
Cash withdrawn from Trust Account for public stockholder redemptions	26,244,894	—
Purchase of investment held in Trust Account	—	(58,506,250)
Net cash provided by (used in) investing activities	26,266,482	(58,506,250)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	—	57,500,000
Proceeds from sale of private placement units	—	2,661,250
Proceeds from issuance of promissory note to related party	800,000	200,000
Proceeds from issuance of promissory note to Big Tree Cloud	210,000	—
Payment to redeemed public stockholders	(26,244,894)	—
Repayment of advance from related party	—	(9,040)
Prepayment of promissory note	—	(200,000)
Payment of underwriters’ commissions	—	(575,000)
Payment of deferred offering costs	—	(533,449)
Net cash provided by (used in) financing activities	(25,234,894)	59,068,761

Net Change in Cash	132,283	288,617
Cash - Beginning of the Year	293,569	4,952
Cash - End of the Year	$425,852	$293,569
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$51,993,599
Deferred underwriting fee payable	$—	$2,012,500
Excise tax liability	$262,449	$—
Income taxes paid	$62,670	—
Remeasurement of common stock to redemption value	$7,471,063	$1,570,929

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On August 1, 2023, $210,000 was deposited into the Trust Account to extend the business combination period from August 15, 2023 to November 15, 2023. On August 8, 2023, the Company issued a promissory note of $210,000 to the Sponsor for the extension payment. The promissory note is unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company’s common stock.

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

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where Dashuyun Group first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling the Company Group’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, Dashuyun, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

As part of the Agreement, on November 9, 2023 and January 31, 2024, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000 per loan to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to May 15, 2024.

On November 9, 2023 and January 31, 2024, the Company issued two promissory notes of $210,000 per note to Big Tree Cloud for the extension payments. The promissory note is unsecured, interest-free and payable on the earliest of 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

Going Concern Consideration

As of December 31, 2023, the Company had cash of $425,852 and a working capital deficit of $3,514,032. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023, September 14, 2023, and December 27, 2023, the Sponsor provided a loan of $150,000, $210,000, $140,000, and $300,000, respectively, to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination (see Note 5). Additionally, Big Tree Cloud provided two loans totaling $420,000 ($210,000 per loan) on November 9, 2023 and January 31, 2024 for the Company to deposit into the Trust Account to extend the business combination period to May 15, 2024.

The Company has until May 15, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by May 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023, the Company recorded $262,449 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425,852 and $293,569 in cash and none in cash equivalents as of December 31, 2023 and 2022, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31,
	2023	2022
Net income (loss)	$765,578	$126,217
Remeasurement of common stock to redemption value	(7,471,063)	(1,570,929)
Net loss including accretion of common stock to redemption value(1)	$(6,705,485)	$(1,444,712)

	For the Year Ended December 31,
	2023		2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(4,892,551)	$(1,812,934)	$(522,915)	$(921,797)
Remeasurement of common stock to redemption value(1)	7,471,063	—	1,570,929	—
Allocation of net income (loss)	$2,578,512	$(1,812,934)	$1,048,014	$(921,797)

Denominator:
Basic and diluted weighted average shares outstanding	4,752,734	1,761,125	724,658	1,277,429
Basic and diluted net income (loss) per common stock	$0.54	$(1.03)	$1.45	$(0.72)

(1)	The remeasurement amount includes funds deposited into the Trust Account to extend the time for the Company to complete the Business Combination, accretion of common stock to redemption value, and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Management concluded that warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). As of December 31, 2023 and 2022, the Company recorded $5,150,857 and $1,570,929 accretion of common stock to redemption value, respectively.

At December 31, 2023 and 2022, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(632,500)
Proceeds allocated to public rights	(1,322,500)
Allocation of offering costs related to redeemable shares	(3,551,402)
Plus:
Accretion of carrying value to redemption value	1,570,929
Common stock subject to possible redemption - December 31, 2022	53,564,527
Plus:
Remeasurement of carrying value to redemption value	7,471,063
Redemption of public stockholders	(26,244,894)
Common stock subject to possible redemption- December 31, 2023	$34,790,696

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of October 1, 2023. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

On June 20, 2023, August 8, 2023, September 14, 2023, and December 27, 2023, the Sponsor provided the Company with a loan of $150,000 (“Promissory Note 1”), $210,000 (“Promissory Note 2”), $140,000 (“Promissory Note 3”), and $300,000 (“Promissory Note 4”), respectively, to be used, in part, for working capital and term extension fees. Promissory Note 1 and Promissory Note 3 are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when promissory notes remain outstanding. Promissory Note 2 and 4 have the same terms as Promissory Note 1 and 3, except the Sponsor may elect to convert the promissory note into 25,200 shares and 36,000 shares ($8.33 per share), respectively, of the Company common stock.

As of December 31, 2023 and 2022, $800,000 and $0 were outstanding, respectively, under all the promissory notes.

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

As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

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

Financial Advisors Agreement

On November 10, 2023, the Company entered into a FA Engagement Letter with South Pacific Gyre Investment Limited (“South Pacific”), pursuant to which the latter agreed to provide certain capital markets advisory services to Company in connection with the Business Combination in consideration for advisory fees. South Pacific has agreed to be paid entirely in PubCo Ordinary Shares, in an amount of 2,000,000 PubCo Ordinary Shares which equal to 4% of the equity value of Big Tree Cloud, provided that all the PubCo Ordinary Shares issuable to South Pacific shall be subject to a lock-up arrangement for a period of at least six months.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $450,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 and 2022, the Company did not incur deferred legal fees, in connection with such services.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 1,761,125 shares of common stock issued and outstanding (excluding 3,239,642 shares and 5,750,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, a holder must hold rights in multiples of six in order to receive shares for all of its rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of warrants and rights will not receive any of such funds with respect to their warrants and rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants and rights, and the warrants and rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of December 31, 2023 and 2022, there were 6,016,125 rights issued and outstanding.

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

The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the common shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. As of December 31, 2023 and 2022, there were 6,016,125 warrants issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$34,959,697	$34,959,697	$—	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust account	$58,778,053	$58,778,053	$—	$—

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	157,105	17,365
Total deferred tax asset	157,105	17,365
Valuation allowance	(157,105)	(17,365)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the Year Ended December 31,
	2023	2022
Federal
Current	$505,120	$55,532
Deferred	(139,740)	(17,365)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	139,740	17,365
Income tax provision	$505,120	$55,532

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year ended December 31,
	2023	2022
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Transaction costs	7.70%	0.00%
Change in valuation allowance	10.98%	9.55%
	39.68%	30.55%

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The changes in the valuation allowance were $139,740 and $17,365 for the year ended December 31, 2023 and 2022, respectively.

The provisions for U.S. federal income taxes were $505,120 and $55,532 for the year ended December 31, 2023 and 2022, respectively. The Company’s tax returns for the years ended December 31, 2023, 2022, and 2021 remain open and subject to examination.

Note 10 — Promissory Notes to Big Tree Cloud

Pursuant to the Merger Agreement, on November 9, 2023, Big Tree Cloud provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to February 15, 2024. The Company issued a promissory note of $210,000 to Big Tree Cloud in exchange for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

Note 11 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company identified the following subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2024, Big Tree Cloud provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from February 15, 2024 to May 15, 2024. The Company issued a promissory note of $210,000 to Big Tree Cloud in exchange for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

On January 31, 2024, the Company deposited $210,000 into the Trust Account to extend the Company’s initial business combination period from February 15, 2024 to May 15, 2024. Accordingly, the Company now has until May 15, 2024 to complete its initial business combination.

On March 19, 2024, the Sponsor provided a loan of $350,000 to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination.