Form 10-Q
period 2024-03-31
Plutonian Acquisition Corp.
filed 2024-05-31
CIK 1929231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 31, 2024, there were 5,000,767 shares of common stock, $0.0001 par value issued and outstanding.

PLUTONIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Part I – Financial Information

Item 1. Financial Statements.

PLUTONIAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$31,453	$425,852
Prepaid expenses	83,902	89,472
Total Current Assets	115,355	515,324

Investments held in Trust Account	35,627,550	34,959,697
Total Assets	$35,742,905	$35,475,021

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$562,787	$196,487
Franchise tax payable	53,600	42,800
Income tax payable	229,002	505,120
Excise tax payable	262,449	262,449
Promissory note – related party	1,150,000	800,000
Promissory note – Big Tree Cloud	420,000	210,000
Total Current Liabilities	2,677,838	2,016,856

Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	4,690,338	4,029,356

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares authorized; 3,239,642 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, at redemption value	35,353,867	34,790,696

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 1,761,125 shares issued and outstanding (excluding 3,239,642 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	176	176
Accumulated Deficit	(4,301,476)	(3,345,207)
Total Stockholders’ Deficit	(4,301,300)	(3,345,031)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$35,742,905	$35,475,021

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2024	2023

General and administrative expenses	$746,269	$186,240
Franchise tax expenses	10,800	12,000
Loss from operations	(757,069)	(198,240)

Interest earned on investment held in Trust Account	457,853	623,637
Income (loss) before income taxes	(299,216)	425,397
Income tax provision	(93,882)	(128,444)
Net income (loss)	$(393,098)	$296,953

Basic and diluted weighted average shares outstanding, redeemable common stock	3,239,642	5,750,000

Basic and diluted net income (loss) per share, redeemable common stock	$(0.02)	$0.15

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,761,125	1,761,125

Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.31)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	1,761,125	$176	$—	$(3,345,207)	$(3,345,031)
Accretion of common stock to redemption value	—	—	—	(563,171)	(563,171)
Net loss	—	—	—	(393,098)	(393,098)
Balance as of March 31, 2024	1,761,125	$176	$—	$(4,301,476)	$(4,301,300)

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2023	1,761,125	$176	$3,500,598	$122,129	$3,622,903
Accretion of common stock to redemption value	—	—	(2,615,348)	—	(2,615,348)
Net income	—	—	—	296,953	296,953
Balance as of March 31, 2023	1,761,125	$176	$885,250	$419,082	$1,304,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(393,098)	$296,953
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(457,853)	(623,637)
Changes in current assets and current liabilities:
Prepaid expenses	5,570	(26,051)
Accounts payable and accrued expenses	366,300	(23,971)
Franchise tax payable	10,800	4,862
Income tax payable	(276,118)	128,444
Net cash used in operating activities	(744,399)	(243,399)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(210,000)	—
Cash withdrawn from Trust Account to pay franchise tax	—	7,138
Net cash (used in) provided by investing activities	(210,000)	7,138

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to Big Tree Cloud	210,000	—
Proceeds from issuance of promissory note to related party	350,000	—
Net cash provided by financing activities	560,000	—

Net change in cash	(394,399)	(236,261)
Cash, beginning of the period	425,852	293,569
Cash, end of the period	$31,453	$57,308
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accretion of Common stock to redemption value	$563,171	$2,615,348

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In addition, following the Closing, PubCo will issue an aggregate of up to 20,000,000 PubCo Ordinary Shares (the “Earnout Shares”) to the Holdco’s shareholders who hold Holdco’s shares as of immediately prior to the Initial Merger Effective Time on a pro rata basis upon the occurrence of the Earn-out Event. Earn-out Event is defined as the event where the Company Group first reports that there has been, in aggregate, no less than 200 department stores, grocery stores, pharmacies, supermarkets and other retail stores or vendors, each with a gross floor area of no less than 500 square meters, engaged in selling Dashuyun Group’s personal care products or other consumer goods.

Concurrently with the execution of the Agreement, Sponsor has entered into and delivered a support agreement with the Holdco, the Company, each of the Acquisition Entities and Plutonian, pursuant to which the Sponsor has agreed, among others, to vote in favor of the Agreement and the transactions contemplated thereunder at the SPAC Special Meeting in accordance with the Insider Letter.

As part of the Agreement, on November 9, 2023, January 31, 2024 and May 15, 2024, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000 per loan to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to August 15, 2024.

On November 9, 2023, January 31, 2024 and May 15, 2024, the Company issued three promissory notes of $210,000 per note to Big Tree Cloud for the extension payments. The promissory note is unsecured, interest-free and payable on the earliest of 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

Going Concern Consideration

As of March 31, 2024, the Company had cash of $31,453 and a working capital deficit of $2,562,483. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023, September 14, 2023, December 27, 2023, and March 19, 2024, the Sponsor provided a loan of $150,000, $210,000, $140,000, $300,000, and $350,000, respectively, to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination (see Note 5).

The Company has until August 15, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Funds Restricted for Payment of Taxes

In August 2023, the Company withdrew approximately $434,450 of interest income earned in the Trust Account which was used to pay $370,000 income tax on January 11, 2024. Such amount was restricted for payment of the Company’s income and franchise tax liabilities as provided in the Company’s charter. During the first quarter of 2024, approximately $7,631 of these funds were inadvertently used for the payments of general operating expenses. These funds were replenished to the Company’s operating account by the Sponsor loan on March 20, 2024.

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

As a result of the redemptions by the public stockholders in August 2023, the Company recorded $262,449 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on April 12, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $31,453 and $425,852 in cash and none in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

The Company’s effective tax rate was (31.38%) and 30.20% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the change of valuation allowance on the deferred tax assets and non-deductible M&A expenses.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(393,098)	$296,953
Accretion of common stock to redemption value(1)	(563,171)	(2,615,348)
Net loss including accretion of common stock to redemption value	$(956,269)	$(2,318,395)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(619,499)	$(336,770)	$(1,774,805)	$(543,592)
Accretion of common stock to redemption value	563,171	—	2,615,348	—
Allocation of net income (loss)	$(56,328)	$(336,770)	$840,543	$(543,592)

Denominator:
Basic and diluted weighted average shares outstanding	3,239,642	1,761,125	5,750,000	1,761,125
Basic and diluted net income (loss) per common stock	$(0.02)	$(0.19)	$0.15	$(0.31)

(1)	Accretion amount includes extension fees deposited into the Trust Account and franchise and income taxes to be paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such account as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. For the three months ended March 31, 2024, the Company recorded $563,171 total accretion of common stock to redemption value.

At March 31, 2024, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(632,500)
Proceeds allocated to public rights	(1,322,500)
Allocation of offering costs related to redeemable shares	(3,551,402)
Plus:
Accretion of carrying value to redemption value	1,570,929
Common stock subject to possible redemption - December 31, 2022	53,564,527
Plus:
Accretion of carrying value to redemption value	7,471,063
Redemption of public stockholders	(26,244,894)
Common stock subject to possible redemption- December 31, 2023	34,790,696
Plus:
Accretion of carrying value to redemption value – three months ended March 31, 2024	563,171
Common stock subject to possible redemption- March 31, 2024	$35,353,867

Recent Accounting Pronouncements

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

Note 5 — Related Party Transactions

Insider Shares

On February 20, 2022, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. The Initial Stockholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ full exercise of the over-allotment option on November 15, 2022, no Insider Share were forfeited. As of March 31, 2024, 1,437,500 Insider Shares were issued and outstanding.

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

On June 20, 2023, August 8, 2023, September 14, 2023, December 27, 2023, and March 19, 2024, the Sponsor provided the Company with a loan of $150,000 (“Promissory Note 1”), $210,000 (“Promissory Note 2”), $140,000 (“Promissory Note 3”), $300,000 (“Promissory Note 4”), and $350,000 (“Promissory Note 5), respectively, to be used, in part, for working capital and term extension fees. Promissory Note 1 and Promissory Note 3 are unsecured, interest-free and payable on the earlier of: 1) the date on which the Company consummates an initial business combination, or 2) the date the Company liquidates if a business combination is not consummated. The Sponsor may elect to convert the promissory notes in shares of the Company common stock at a fixed price of $10.00 per share at any time when promissory notes remain outstanding. Promissory Note 2, 4 and 5 have the same terms as Promissory Note 1 and 3, except the Sponsor may elect to convert the promissory note into 25,200 shares, 36,000 shares and 42,000 shares ($8.33 per share) of the Company common stock. As of March 31, 2024 and December 31, 2023, $1,150,000 and $800,000 were outstanding, respectively, under all the promissory notes.

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the related party loans.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer $450,000 of their fees. The deferred fee is payable in the event that the Company completes a Business Combination or when the Business Combination is aborted. As of March 31, 2024 and December 31, 2023, the Company accrued $450,000 and $0 deferred legal fees, respectively.

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 1,761,125 shares of common stock issued and outstanding (excluding 3,239,642 shares and 5,750,000 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, a holder must hold rights in multiples of six in order to receive shares for all of its rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of warrants and rights will not receive any of such funds with respect to their warrants and rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants and rights, and the warrants and rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of March 31, 2024 and December 31, 2023, there were 6,016,125 rights issued and outstanding.

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

The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the common shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. As of March 31, 2024 and December 31, 2023, there were 6,016,125 warrants issued and outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$35,627,550	$35,627,550	$—	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$34,959,697	$34,959,697	$—	$—

Note 9 — Promissory Notes to Big Tree Cloud

Pursuant to the Merger Agreement, on November 9, 2023 and January 31, 2024, Big Tree Cloud provided a loan of $210,000 each time to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to May 15, 2024. The Company issued two promissory notes of $210,000 each to Big Tree Cloud in exchange for the extension payment. The promissory notes are unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

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

On April 30, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, 3,428,535 shares of common stock of Plutonian or 68.6% of the shares entitled to vote at the Special Meeting were represented in person or by proxy. Stockholders approved (1) the Business Combination Proposal, a proposal to approve and adopt the Merger Agreement and the Mergers, whereby Big Tree Cloud Merger Sub II Inc. will merge with and into the Company, the separate existence of Big Tree Cloud Merger Sub II Inc. will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of Big Tree Cloud Holdings Limited, (2) the Company’s “redomestication” from Delaware to Cayman Islands that will take place with respect to the new public holding company pursuant to the terms of the Merger Agreement, (3) the proposal to approve, for purposes of complying with applicable listing rules of Nasdaq the issuance of more than 20% of the current total issued and outstanding PubCo Ordinary Shares pursuant to the terms of the Merger Agreement, (4) the proposal to amend PubCo’s memorandum and articles of association, and (5) the proposal to amend the Amended and Restated Certificate of Incorporation of Plutonian (the “Charter”) to delete Article SIXTH D from the Charter, which provides: “The Corporation will not consummate any Business Combination unless it has net tangible assets of at least $5,000,001 upon consummation of such Business Combination.”

In connection with the stockholders’ vote at the Special Meeting, a total of 3,172,908 shares of common stock of Plutonian were tendered for redemption. As a result, approximately $34.7 million (approximately $10.95 per share) will be removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 1,827,859 shares of Common Stock outstanding.

On May 15, 2024, Big Tree Cloud provided a loan of $210,000 to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from May 15, 2024 to August 15, 2024. The Company issued a promissory note of $210,000 to Big Tree Cloud in exchange for the extension payment. The promissory note is unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024. Big Tree Cloud may elect to convert the promissory note into 25,200 shares ($8.33 per share) of the Company common stock.

On May 15, 2024, the Company deposited $210,000 into the Trust Account to extend the Company’s initial business combination period from May 15, 2024 to August 15, 2024. Accordingly, the Company now has until August 15, 2024 to complete its initial business combination.

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

As part of the Agreement, on November 9, 2023, January 31, 2024 and May 15, 2024, Big Tree Cloud International Group Limited (“Big Tree Cloud”) provided a loan of $210,000, per loan to the Company which was deposited into the Trust Account to extend the Company’s initial business combination period from November 15, 2023 to August 15, 2024. Accordingly, the Company now has until August 15, 2024 to complete its initial business combination.

On November 9, 2023, January 31, 2024 and May 15, 2024, the Company issued a promissory note of $210,000, each time to Big Tree Cloud for the extension payment. The promissory notes are unsecured, interest-free and payable on the earliest of: 1) the date on which the Company consummates an initial business combination, 2) the date on which the Agreement is terminated in accordance with its terms, or 3) August 15, 2024.

On April 30, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). On March 25, 2024, the record date for the Special Meeting, there were 5,000,767 shares of common stock of Plutonian entitled to be voted at the Special Meeting. At the Special Meeting, 3,428,535 shares of common stock of Plutonian or 68.6% of the shares entitled to vote at the Special Meeting were represented in person or by proxy. Stockholders approved (1) the Business Combination Proposal, a proposal to approve and adopt the Merger Agreement and the Mergers, whereby Big Tree Cloud Merger Sub II Inc. will merge with and into the Company, the separate existence of Big Tree Cloud Merger Sub II Inc. will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of Big Tree Cloud Holdings Limited, (2) the Company’s “redomestication” from Delaware to Cayman Islands that will take place with respect to the new public holding company pursuant to the terms of the Merger Agreement, (3) the proposal to approve, for purposes of complying with applicable listing rules of Nasdaq the issuance of more than 20% of the current total issued and outstanding PubCo Ordinary Shares pursuant to the terms of the Merger Agreement, (4) the proposal to amend PubCo’s memorandum and articles of association, and (5) the proposal to amend the Amended and Restated Certificate of Incorporation of Plutonian (the “Charter”) to delete Article SIXTH D from the Charter, which provides: “The Corporation will not consummate any Business Combination unless it has net tangible assets of at least $5,000,001 upon consummation of such Business Combination.”

In connection with the stockholders’ vote at the Special Meeting, a total of 3,172,908 shares of common stock of Plutonian were tendered for redemption. As a result, approximately $34.7 million (approximately $10.95 per share) will be removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 1,827,859 shares of Common Stock outstanding.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare, and consummate, for the IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net loss of $393,098, which consisted of interest earned on investments held in the Trust Account of $457,853, offset by general and administrative expenses of $746,269, franchise tax expense of $10,800, and income tax expense of $93,882. For the three months ended March 31, 2023, we had a net income of $296,953, which consisted of interest earned on investments held in the Trust Account of $623,637, offset by general and administrative expenses of $186,240, franchise tax expense of $12,000, and income tax expense of $128,444.

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

As of March 31, 2024, the Company had cash of $31,453 and a working capital deficit of $2,562,483. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. On June 20, 2023, August 8, 2023, September 14, 2023, December 27, 2023 and March 19, 2024, the Sponsor provided a loan of $150,000, $210,000, $140,000, $300,000, and $350,000 to be used, in part, for working capital and transaction costs (including extension fees) related to the Business Combination (see Note 5). Additionally, Big Tree Cloud provided three loans totaling $630,000 ($210,000 per loan) on November 9, 2023, January 31, 2024 and May 15, 2024, for the Company to deposit into the Trust Account to extend the business combination period to August 15, 2024.

Accordingly, the Company now has until August 15, 2024 to complete its initial business combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 15, 2024 (unless the Company extends the time to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer $450,000 of their fees. The deferred fee is payable in the event that the Company completes a Business Combination or when the Business Combination is aborted. As of March 31, 2024 and December 31, 2023, the Company accrued $450,000 deferred legal fees, respectively.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates; we have identified the following critical accounting policies:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in controls over accrued expenses and the protection of funds permitted for withdrawal from the Trust account, including the timely payment of income and other tax liabilities.

To address the material weakness management has implemented additional oversight of the cash availability for the Company’s operational needs, which includes segregation of funds restricted for payment of taxes and the requirement for an additional member of the Company’s management team to review and approve the disbursements from the Trust Account. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC on November 14, 2022 and the definitive proxy statement filed with the SEC on April 4, 2024. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 31, 2024	PLUTONIAN ACQUISITION CORP.

	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ke Wang
	Name:	Ke Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)